Form 10QSB
period 2001-03-31
PROVIDENCE CAPITAL V INC
filed 2001-06-20
CIK 1110044

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                   FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           March 31, 2001

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

Common Stock, No Par Value - 1,700,000 shares as of March 31, 2001.

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         PROVIDENCE CAPITAL V, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS
                     THREE MONTHS ENDED MARCH 31, 2001
                   AND THE PERIOD FROM NOVEMBER 24, 1999
                   (DATE OF INCEPTION) TO MARCH 31, 2001

                         PROVIDENCE CAPITAL V, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                               BALANCE SHEET
                               MARCH 31, 2001

                                   ASSETS

                                      March  31,  2001  December  31, 2000
                                        (UNAUDITED)          (AUDITED)

TOTAL ASSETS                          $         0       $        0


               LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities:
  Accounts payable                     $    1,000              700
  Loan from officers                       18,675           17,975
      TOTAL CURRENT LIABILITIES            19,675           18,675

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value;
   50,000,000 shares authorized,
   1,700,000 shares issued and
   outstanding                              1,700            1,700
  Paid in capital                           4,760            4,760
  Preferred stock, $.001 par value,
   50,000,000 shares authorized,
   no shares outstanding
  Deficit accumulated during the
   development stage                      (26,135)         (25,135)
                                        ---------        ---------
      TOTAL STOCKHOLDERS' DEFICIT         (19,675)         (18,675)
                                        ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                               $       0        $       0
                                        =========        =========

                SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                         PROVIDENCE CAPITAL V, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                          STATEMENT OF OPERATIONS
                                (UNAUDITED)
                 THREE MONTHS ENDED MARCH 31, 2001 AND 2000
         AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                             TO MARCH 31, 2001

                                  Three Months     Three Months      November  24,1999
                                  Ended            Ended             (Inception) to
                                  MARCH  31, 2001  MARCH 31,  2000   MARCH  31, 2001
REVENUE                           $        0       $        0        $        0

EXPENSES:
  Professional fees                    1,000              900            23,346
  Organization costs                                                      2,789
                                                                     ----------
      TOTAL EXPENSES                   1,000              900            26,135
                                  ----------       ----------        ----------
NET LOSS                          $   (1,000)      $     (900)       $  (26,135)
                                  ==========       ==========        ==========

Loss Per Common Share             $     (.00)      $     (.00)       $     (.02)
                                  ==========       ==========        ==========

                SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                         PROVIDENCE CAPITAL V, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                     STATEMENT OF STOCKHOLDERS' DEFICIT
                                (UNAUDITED)
                 THREE MONTHS ENDED MARCH 31, 2001 AND 2000
         AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                             TO MARCH 31, 2001

                                             Common
                                             Stock               Additional
                                        -------------------      Paid in
                                      Shares         Amount      Capital     Deficit
                                      -------        ------      -------     -------
BALANCE AT NOVEMBER 24, 1999                  0      $     0     $     0     $      0

ISSUANCE OF COMMON STOCK:
  Stock issued for services rendered
  at inception                          734,000          734
  Additional paid in capital                                       2,055

Net loss for the period from
  November 24, 1999 through                                                   (18,414)
  December 31, 1999                    ---------     -------     -------     ---------

BALANCE AT DECEMBER 31, 1999            734,000          734       2,055      (18,414)

Net loss for the three months ended
  March 31, 2000                                                                 (900)
                                       ---------     -------     -------     ---------

BALANCE AT MARCH 31, 2000               734,000          734       2,055      (19,314)
  Stock issued for services rendered    966,000          966
  Additional paid in capital                                       2,705

Net loss for the year ended
  December 31, 2000                                                            (5,821)
                                       --------      -------     -------     ---------

BALANCE AT DECEMBER 31, 2000          1,700,000        1,700       4,760      (25,135)

Net loss for the three months ended
  March 31, 2001                                                               (1,000)
                                       --------      -------     -------     ---------

BALANCE AT MARCH 31, 2001             1,700,000      $ 1,700     $ 4,760     $(26,135)
                                      =========      =======     =======     =========

                SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                         PROVIDENCE CAPITAL V, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                          STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                 THREE MONTHS ENDED MARCH 31, 2001 AND 2000
         AND THE PERIOD FROM NOVEMBER 24, 1999 (DATE OF INCEPTION)
                             TO MARCH 31, 2001

                                        Three Months     Three Months     November  24,1999
                                        Ended            Ended            (Inception) to
                                        MARCH  31, 2001  MARCH 31, 2000   MARCH  31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $       (1,000)  $        (900)   $   (26,135)
  Adjustments to reconcile net loss to
    net cash provided by operating
    activities:
   Services performed for stock                                                 6,460
   Increase in accounts payable                    300             900          1,000
                                        ---------------  -------------    ----------------
     NET CASH PROVIDED BY OPERATING
      ACTIVITIES                                  (700)              0        (18,675)
                                        --------------   -------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in loan from officers                   700                         18,675
                                        --------------   -------------    ----------------
     NET CASH PROVIDED BY FINANCING
      ACTIVITIES                                   700                         18,675
                                        --------------   -------------    ----------------
INCREASE IN CASH AND CASH EQUIVALENTS                0               0              0

CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                          0               0              0
                                        --------------   -------------    ----------------
Cash and cash equivalents, end of
  period                                $            0   $           0    $         0
                                        ==============   =============    ================


                SEE NOTES TO UNAUDITED FINANCIAL STATEMENTS.

                         PROVIDENCE CAPITAL V, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)
                               MARCH 31, 2001


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

     On June 15, 2000, the Company issued nine hundred sixty-six thousand (966,000) shares of its $.001 par value common stock for services, rendered by related parties, valued at their fair market value of $3,671. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 (the "Act") and are restricted securities within the meaning of Rule 144 of the Act.

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

                                                                 (CONTINUED)

                         PROVIDENCE CAPITAL V, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)
                               MARCH 31, 2001


3.   RELATED PARTY TRANSACTIONS

     Of the $18,975 of the loan from officers, $15,625 was for legal services rendered in connection with business planning and compliance. Those legal services were rendered by shareholders of the Company. The balance of $3,350 was for accounting services paid by the officers.

     As described in footnote #2 the Company issued common stock for services provided by related parties that are valued at the fair market value of $6,460.



4.   INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company's net deferred tax asset balances are attributable to net operating loss carryforwards. At March 31, 2001, the Company's deferred tax asset consisted of the following:

          Deferred tax asset                      $  7,800
          Valuation allowance                       (7,800)

            Net deferred tax assets recognized on the accompanying
            balance sheets                        $      0


     The components of the income tax provision (benefit) consisted of the following for the periods ended March 31, 2001 and 2000, December 31, 2000 and from November 24, 1999 (inception) to March 31, 2001.

                                                                     November 24,1999
                                 March 31,   March 31, December 31,  (Inception) to
                                 2001        2000      2000          MARCH 31, 2001
Current                          $      0    $      0  $      0      $      0
Deferred                           (1,000)     (1,000)   (7,500)       (7,800)
                                 --------    --------  --------      ---------

Tentative tax provision (benefit)  (1,000)     (1,000)   (7,500)       (7,800)
Change in valuation allowance       1,000       1,000     7,500         7,800
                                 ---------   --------- ---------     ---------
  Net income tax provision
    (benefit)                    $      0    $      0  $      0      $      0
                                 =========   ========= =========     =========

     The Company has a net operating and economic loss carryforward of approximately $18,975 available to offset future federal and state taxable income through 2019 as follows:

      YEAR OF EXPIRATION                             AMOUNT

             2019                                  $18,400
             2020                                  $ 6,700

                                                                 (CONTINUED)

                         PROVIDENCE CAPITAL V, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)
                               MARCH 31, 2001


5.    SUBSEQUENT EVENT

     On March 29, 2001, the merger of Providence Capital V, Inc. and GS-GA (formerly, The Gourmet Station, LLC) closed. The delaying effective date of the merger is July 31, 2001.

     On May 18, 2001, in anticipation of the merger, PC reacquired
     950,000 shares of its common stock from its stockholders at its $.001 par value.

     Effective on July 31, 2001 the GS-GA will merge with and into Providence Capital V, Inc. Pursuant to the Plan of Merger, GS-GA will cease to exist and the surviving company, Providence Capital V, Inc. will change its name to Gourmet Station, Inc. The shareholders of the GS-GA will receive 3,250,000 shares (or 81%) of $.001 par value common stock of the Company by converting each share of GS-GA common stock into 3,250 shares of common stock of the Company. The remaining 750,000 shares (or 19%) of the Company are held by the former shareholders of Providence Capital V, Inc. The Merger is accounted for as a reverse acquisition resulting in the common stock of the public company "Acquiree" (Providence Capital V, Inc.) and the retained earnings of the Non-Public "Acquiror" (the Predecessor Company) being carried forward into the Merged Company (GS, formerly The Gourmet Station,
     LLC).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

                           PROVIDENCE CAPITAL V, INC.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2001

=====================================
THREE MONTHS ENDING MARCH 31, 2001
=====================================

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

     The Balance Sheet as of 03/31/2001 reflects $0.00 assets and no entry of organizational costs in accordance with SOP 98-5. The Statement of Operations has been revised to update cumulative amounts, while conforming changes have been made to the Statement of Changes in Stockholders' Equity.

     As of the date of this report, the Company has no assets and a Deficit accumulated during the development stage of $26,135. The Company has also incurred a net loss to date of $26,135.

Liquidity and Capital Resources

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of March 31, 2001, reflects a total asset value of $0.00. The Company has no cash or line of credit, nor does it expect to have one before a merger is effected.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

     During the period from January 1, 2001 through March 31, 2001, the Company has engaged in no significant operations other than organizational activities, acquisition of capital and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended. No revenues were received by the Company during this period.

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

# Incorporated by reference from the Registrant's Registration Statement filed on Amendment No. 3 to Form 10-SB on or about August 1, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           PROVIDENCE CAPITAL V, INC.

                                           Nadeau & Simmons, P.C.

DATE: June 20, 2001                        By: NADEAU & SIMMONS, P.C.
                                           Title: Filing Agent